Form 10-K
period 2007-12-31
Morgan Stanley Mortgage Loan Trust 2007-9SL
filed 2008-03-31
CIK 1403208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130684-36

Morgan Stanley Mortgage Loan Trust 2007-9SL
(Exact name of issuing entity as specified in its charter)

Morgan Stanley Capital I Inc.
(Exact name of registrant/depositor as specified in its charter)

Morgan Stanley Mortgage Capital Holdings LLC
(Exact name of sponsor as specified in its charter)
New York	Subsidiary REMIC 30-0447776 Master REMIC 30-0447773 13-3291626
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o LaSalle Bank National Association,
135 S. LaSalle St., Chicago, IL 60603
(Address, including zip code, of principal executive offices of issuing entity)

(312) 904-7323
(Issuing entity's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

 None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15(a).

PART I

Item 1. Business.
Not Applicable.

Item 1A. Risk Factors.
Not Applicable.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Not Applicable.

Item 3. Legal Proceedings.
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not Applicable.

Item 6. Selected Financial Data.
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 8. Financial Statements and Supplementary Data.
Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.

Item 9A. Controls and Procedures.
Not Applicable.

Item 9A(T). Controls and Procedures.
Not Applicable.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Not Applicable.

Item 11. Executive Compensation.
Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Not Applicable.

Item 14. Principal Accounting Fees and Services.
Not Applicable.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB. Significant Enhancement Provider Financial Information.
The consolidated audited financial statements of MBIA Insurance Corporation (Commission CIK No. 0000814585) as of December 31, 2007, included in the Annual Report on Form 10-K of MBIA Inc. filed with the Securities and Exchange Commission by MBIA Inc. on February 29, 2008 (Commission File No. 001-09583) are incorporated by reference herein.

Item 1115(b) of Regulation AB.  Certain Derivative Instruments.
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB. Legal Proceedings.

Legal Proceedings Regarding Saxon Mortgage Services, Inc.

Because Saxon Mortgage Services, Inc. (“Saxon”) and its affiliates are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, it is regularly involved in numerous lawsuits filed against it, some of which seek certification as class action lawsuits on behalf of similarly situated individuals.

Saxon and/or its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding Saxon’s and/or its affiliates businesses, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Saxon contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Saxon cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be.  Subject to the foregoing, the following matters are potentially material to the financial condition of Saxon.

Regulatory and Governmental Investigations:  Saxon and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, and/or servicing of subprime and non-subprime residential mortgages and related issues.

 Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005.  On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana.  On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted Saxon’s motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana.  On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services’s motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana.  The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana.  At the present time, neither plaintiff has initiated arbitration.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540.  The matter was subsequently removed to the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 2:07-cv-04328-JG.  The plaintiffs filed an Amended Complaint on October 9, 2007 naming Saxon as a defendant.   The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants.  Saxon services two loans for putative class members.  The plaintiffs subsequently voluntarily dismissed all named plaintiffs except for the Jones’s.  Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577.  The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that Saxon’s affiliate, Saxon Mortgage, Inc. (“Saxon Mortgage”) engaged in unlawful practices in originating and servicing the plaintiffs’ loans.  During the second quarter of 2006, the court granted the Saxon Mortgage’s motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.
MSMCH material litigation for securitization 10-K’s

Legal Proceedings Regarding Morgan Stanley Mortgage Capital Holdings LLC

In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC (“the Company”) has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

Regulatory and Governmental Investigations:  The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania.  The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. (“ABFS”).  The complaint alleges, inter alia, that the Company, certain of the Company’s affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS.  The complaint seeks damages in excess of $750 million.  The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company’s motion to compel arbitration in Bauer, et al., v. Dean Morris, et al.  On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services’s motion to compel arbitration in Patterson, et al., v. Dean Morris, et al.  At the present time, neither plaintiff has initiated arbitration.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577.  The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company’s subsidiary, Saxon Mortgage, Inc. (“Saxon Mortgage”) engaged in unlawful practices in originating and servicing the plaintiffs’ loans.  During the second quarter of 2006, the court granted the Saxon Mortgage’s motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540.  The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants.  Saxon Mortgage Services services two loans for putative class members.  Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Legal Proceedings Regarding MBIA Insurance Corporation

Pursuant to a Form 10-K filed by MBIA Inc. (“MBIA”) (CIK No.: 000814585; Commission File No.: 001-9583), parent of MBIA Insurance Corporation (“MBIA Insurance”), the note insurer, on February 29, 2008 (the “February 29th Announcement”), MBIA stated that in July 2002, MBIA Insurance filed suit against Royal Indemnity Company (“Royal”) in the United States District Court for the District of Delaware, to enforce insurance policies that Royal issued on certain vocational student loan transactions that MBIA Insurance insured. To date, claims in the amount of approximately $355 million have been made under the Royal policies with respect to loans that have defaulted. MBIA Insurance expects that there will be additional claims made under the policies with respect to student loans that may default in the future. Royal had filed an action seeking a declaration that it is not obligated to pay on its policies. In October 2003, the court granted MBIA Insurance’s motion for summary judgment and ordered Royal to pay all claims under its policies. Royal appealed the order, and, in connection with the appeal, pledged $403 million of investment grade collateral to MBIA Insurance to secure the entire amount of the judgment, with interest, and has agreed to post additional security for future claims and interest.

In addition, according to the February 29th Announcement, on October 3, 2005, the U.S. Court of Appeals for the Third Circuit upheld the decision of the United States District Court for the District of Delaware insofar as it enforced the Royal insurance policies, but remanded the case to the District Court for a determination of whether the Royal policies cover all losses claimed under the policies. In particular, the Court of Appeals directed the District Court to consider whether the Royal policies would cover losses resulting from the misappropriation of student payments rather than from defaults by students. According to the February 29th Announcement, MBIA Insurance believes that the Royal policies would cover losses even if they result from misappropriation of student payments, but in any event it appears that all or substantially all of the claims made under the Royal policies relate to defaults by students rather than misappropriation of funds. Therefore, according to the February 29th Announcement, MBIA Insurance expects Royal to be required to pay all or substantially all of the claims made under its policies and to be reimbursed for any payments MBIA Insurance made under its policies.
According to the February 29th Announcement, Royal filed a petition with the Third Circuit requesting that the case be reheard, which was denied in April 2006. In addition, in April 2006, Royal filed a motion with the District Court seeking a release of the collateral it pledged in connection with its appeal of the District Court judgment against it in 2003.

According to the February 29th Announcement, on April 2, 2007, MBIA announced that MBIA Insurance reached an agreement with Royal to settle the outstanding litigation. The amount paid by Royal under the terms of the settlement was sufficient to repay the approximately $362 million of outstanding par amount of the bonds insured by MBIA as well as to reimburse MBIA for a portion of the claims that MBIA has paid to date under its insurance policies. As a result of the settlement, MBIA incurred approximately $20 million in losses in the first quarter of 2007. The loss represents a reduction to MBIA’s expected recoveries for claims it has paid to date under its policies and was covered by MBIA’s unallocated loss reserves.

According to the February 29th Announcement, the District Court in Delaware entered a final judgment in the case implementing the settlement on March 30, 2007. The approximately $362 million of outstanding par amount of the bonds insured by MBIA were repaid in full during the second quarter of 2007.

In addition, according to the February 29th Announcement, in November 2004, MBIA stated that it received identical document subpoenas from the Securities Exchange Commission (“SEC”) and the New York Attorney General (“NYAG”) requesting information with respect to non-traditional or loss mitigation insurance products developed, offered or sold by MBIA to third parties from January 1, 1998 to the present. While the subpoenas did not identify any specific transaction, subsequent conversations with the SEC and the NYAG revealed that the investigation included the arrangements entered into by MBIA Insurance in 1998 in connection with the bankruptcy of the Delaware Valley Obligated Group, an entity that is part of the Pittsburgh-based Alleghany Health, Education and Research Foundation (“AHERF”).

According to the February 29th Announcement, MBIA stated that on March 9, 2005, MBIA received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (U.S. Attorney) seeking information related to the agreements it entered into in connection with the AHERF loss. Thereafter, MBIA received additional subpoenas, substantively identical to each other, and additional informal requests, from the SEC and the NYAG for documents and other information.

In addition, according to the February 29th Announcement, on August 19, 2005, MBIA stated that it received a “Wells Notice” from the SEC indicating that the staff of the SEC was considering recommending that the SEC bring a civil injunctive action against MBIA alleging violations of federal securities laws “arising from MBIA’s action to retroactively reinsure losses it incurred from the AHERF bonds MBIA had guaranteed, including, but not limited to, its entering into excess of loss agreements and quota share agreements with three separate counterparties.”

According to the February 29th Announcement, on January 29, 2007, MBIA announced that it and its principal operating subsidiary MBIA Insurance (together with MBIA, the “MBIA Companies”) had concluded civil settlements with the SEC, the NYAG, and the New York State Insurance Department (“NYSID”) with respect to transactions entered into by the MBIA Companies in 1998 following defaults on insured bonds issued by AHERF.

The terms of the settlements, under which the MBIA Companies neither admit nor deny wrongdoing, include, but are not limited to:

•
A restatement, which was completed and reported in MBIA’s third quarter 2005 earnings release, of MBIA’s GAAP and statutory financial results for 1998 and subsequent years related to the agreements with AXA Re Finance S.A. and Muenchener Rueckversicherungs-Gesellshaft, as discussed in “Note 2: Restatement Of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries included in MBIA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”) in Part II, Item 8 and “Restatement of Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in the 2005 10-K;

•
Payment of penalties and disgorgement totaling $75 million, of which $60 million will be distributed to MBIA shareholders pursuant to the Fair Fund provisions of the Sarbanes-Oxley Act of 2002 and $15 million will be paid to the State of New York. MBIA accounted for the $75 million in penalties and disgorgement as a charge in the third quarter of 2005;

•	The MBIA Companies’ consent to a cease and desist order with respect to future violations of securities laws;

•
A report by MBIA’s independent auditors, PricewaterhouseCoopers, LLP to MBIA’s Board of Directors, the SEC staff, the NYAG and the NYSID concerning MBIA’s accounting for and disclosure of advisory fees and the assets of certain conduits; and

•
Retention of an Independent Consultant to review and report to the SEC, the NYAG and the NYSID on the evaluation previously undertaken at the direction of the Audit Committee of MBIA’s Board of Directors by Promontory Financial Group LLC of MBIA’s controls, policies and procedures with respect to compliance, internal audit, governance, risk management and records management; MBIA’s implementation of Promontory’s recommendations; MBIA’s accounting for and disclosure of its investment in Capital Asset Holdings GP, Inc.; and MBIA’s accounting for and disclosure of its exposure to the US Airways 1998-1 Repackaging Trust and any other transaction in which MBIA paid or acquired all or substantially all of an issue of insured securities other than as a result of a claim under the related policy.

In addition, according to the February 29th Announcement, MBIA stated that it was named as a defendant in private securities actions consolidated in the United States District Court for the Southern District of New York as In re MBIA Inc. Securities Litigation; (Case No. 05 CV 03514(LLS); S.D.N.Y.) (filed October 3, 2005). Joseph W. Brown, MBIA’s Chairman and Chief Executive Officer, Gary C. Dunton, MBIA’s former Chairman, Chief Executive Officer, and President, Nicholas Ferreri, MBIA’s former Chief Financial Officer, Neil G. Budnick, a former Vice President and Chief Financial Officer of MBIA and Douglas C. Hamilton, MBIA’s Controller were also named as defendants in the suit, as were former Chairman and Chief Executive Officer David H. Elliott and former Executive Vice President, Chief Financial Officer and Treasurer Juliette S. Tehrani. According to the February 29th Announcement, the plaintiffs asserted claims under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The lead plaintiffs purport to be acting as representatives for a class consisting of purchasers of MBIA’s stock during the period from August 5, 2003 to March 30, 2005 (the “Class Period”). The allegations contained in the lawsuit included, among other things, violations of the federal securities laws arising out of MBIA’s allegedly false and misleading statements about its financial condition and the nature of the arrangements entered into by MBIA Insurance in connection with the AHERF loss, and about the effectiveness of MBIA’s internal controls. The plaintiffs alleged that, as a result of these misleading statements or omissions, MBIA’s stock traded at artificially inflated prices throughout the Class Period.

According to the February 29th Announcement, the defendants, including MBIA, filed motions to dismiss this lawsuit on various grounds. On February 13, 2007, the Court granted those motions, and dismissed the lawsuit in its entirety, on the grounds that these claims are barred by the applicable statute of limitations. The Court did not reach the other grounds for dismissal argued by MBIA and the other defendants. The plaintiffs have appealed that decision to the United States Court of Appeals for the Second Circuit. The plaintiffs argue that the dismissal should be reversed on several grounds. The appeal has been fully briefed. No date for arguing the appeal has been set. MBIA announced that it does not expect the outcome of the private securities litigation to have a material adverse affect on its financial condition, although the outcome is uncertain and no assurance can be given that MBIA will not suffer a loss.

In addition, according to the February 29th Announcement, certain current and former officers of MBIA and certain members of MBIA’s Board of Directors were named as defendants in a shareholder derivative action filed in the Supreme Court of New York, Westchester County on November 9, 2005: Robert Purvis, Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph W. Brown, Neil G. Budnick, C. Edward Chaplin, David C. Clapp, Clifford D. Corso, Gary C. Dunton, Claire L. Gaudiani, Daniel P. Kearney, Laurence H. Meyer, Debra J. Perry, John A. Rolls, and Ruth M. Whaley (Case No. 20099-05) (the “Purvis Litigation”). The plaintiff asserted claims for the benefit of MBIA to redress injuries suffered by MBIA as a result of alleged breaches of fiduciary duties by the named defendants in connection with MBIA’s accounting for certain transactions, including the AHERF loss. In addition, the plaintiff alleged that the officer defendants were unjustly enriched as a result of such alleged breach. The lawsuit was dismissed with prejudice on December 21, 2006, pursuant to court order and an agreement among all parties.

According to the February 29th Announcement, certain current and former officers of MBIA and certain current and former members of MBIA’s Board of Directors have been named as defendants in a shareholder derivative action filed in the United States District Court, Southern District on April 24, 2006: J. Robert Orton Jr., Derivatively on Behalf of Nominal Defendant MBIA, Inc. v. Joseph (Jay) W. Brown, Gary C. Dunton, Neil G. Budnick, Nicholas Ferreri, Douglas C. Hamilton, Juliette S. Tehrani, Richard L. Weill, David H. Elliott, Claire L. Gaudiani, Daniel P. Kearney, David C. Clapp, John A. Rolls, C. Edward Chaplin, Debra J. Perry, Laurence Meyer, Jeffrey W. Yabuki, Pierre-Henri Richard, William H. Gray III, Freda S. Johnson and James A. Lebenthal (Case No. 06 CV 3146) (the “Orton Litigation”). In the February 29th Announcement, MBIA stated that the plaintiff asserts claims for the benefit of MBIA to redress injuries suffered by MBIA as a result of alleged breaches of fiduciary duties, insider trading, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002 by some or all of the named defendants in connection with alleged false statements in MBIA’s financial statements arising from improper accounting for certain transactions, including agreements to reinsure the AHERF loss. The lawsuit seeks relief on behalf of MBIA that includes disgorgement of certain compensation granted to such officers, unspecified damages, restitution of profits and compensation, legal costs, an order directing MBIA to implement certain governance procedures and other equitable relief. According to the February 29th Announcement, the lawsuit was dismissed with prejudice on September 18, 2007, pursuant to court order and an agreement among the parties.

In addition, according to the February 29th Announcement, on January 11, 2008, a putative shareholder class action lawsuit against MBIA and certain of its officers, Schmalz v. MBIA, Inc. et al., No. 08-CV-264, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The plaintiff seeks to represent a class of shareholders who purchased MBIA stock between January 30, 2007 and January 9, 2008. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the complaint alleges that defendants issued false and misleading statements with respect to MBIA’s exposure to losses stemming from MBIA’s insurance of CDOs and RMBS, including its exposure to so-called “CDO-squared” securities, which allegedly caused MBIA’s stock to trade at inflated prices. Defendants’ deadline to respond to the complaint has been extended pending the resolution of lead counsel status and the possible filing of an amended and/or consolidated complaint.

In addition, according to the February 29th Announcement, MBIA stated that it has received subpoenas or informal inquiries from a variety of regulators, including the SEC, the Securities Division of the Secretary of the Commonwealth of Massachusetts, and other states’ regulatory authorities, regarding a variety of subjects, including disclosures made by MBIA to underwriters and issuers of certain bonds, the Warburg Pincus transaction, MBIA’s announcement of preliminary loss reserve estimates on December 10, 2007 related to MBIA’s residential mortgage-backed securities exposure, and disclosures regarding MBIA’s CDO exposure, MBIA’s communications with rating agencies, and the methodologies used by rating agencies for determining the credit rating of municipal debt. MBIA is cooperating fully with each of these regulators and is in the process of satisfying all such requests. MBIA stated that it may receive additional inquiries from these or other regulators and expects to provide additional information to such regulators in response to any inquiries with respect to these or other matters in the future.

According to the February 29th Announcement, MBIA stated that on February 22, 2008, another putative shareholder class action lawsuit against MBIA and certain of its officers, Teamsters Local 807 Labor Management Pension Fund v. MBIA Inc. et al., No. 08-CV-1845, was filed in the United States District Court for the Southern District of New York, alleging violations of the federal securities laws. The allegations of the Teamsters complaint are substantially similar to the allegations of the Schmalz complaint, except that the class period in the Teamsters complaint runs from October 6, 2006 to January 9, 2008. MBIA has not yet responded to the Teamsters complaint, but anticipates that it will be consolidated with the Schmalz complaint and responded to in that context.

In addition, according to the February 29th Announcement, MBIA stated that on February 13, 2008, a shareholder derivative lawsuit against certain of MBIA’s present and former directors, and against MBIA, as nominal defendant, Trustees of the Police and Fire Retirement System of the City of Detroit v. Clapp et al., 08 CV 1515 (the “Detroit Complaint”), was filed in the United States District Court for the Southern District of New York. The gravamen of the Detroit Complaint is similar to the aforementioned Schmalz and Teamsters class actions, except that the legal claims are against the directors for breach of fiduciary duty and related claims. The board has formed a special litigation committee to evaluate the claims in the Detroit Complaint.

MBIA stated in the February 29th Announcement that there are no other material lawsuits pending or, to the knowledge of MBIA, threatened, to which MBIA or any of its subsidiaries is a party.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
The information regarding this Item has been previously filed in a 424(b)(5) on June 29, 2007 (Commission File No. 333-130684-36).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Exhibits 33 and 34.

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Exhibit 35.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Not Applicable.
     (2) Not Applicable.
     (3) Exhibits filed herewith:
Exhibit Number	Description
4.1
Trust Agreement dated as of June 1, 2007 between Morgan Stanley Capital I Inc., as depositor, and LaSalle Bank National Association, as trustee (filed as part of the Registrant’s Current Report on Form 8-K filed on July 13, 2007 (Commission File No. 333-130684-36) and is incorporated by reference herein).

10.1
Mortgage Loan Purchase Agreement dated as of June 1, 2007 between Morgan Stanley Capital I Inc., as Purchaser, and Morgan Stanley Mortgage Capital Holdings LLC, as Seller (filed as part of the Registrant’s Current Report on Form 8-K filed on July 13, 2007 (Commission File No. 333-130684-36) and is incorporated by reference herein).

10.2
Servicing Agreement dated as of June 1, 2007 between Morgan Stanley Mortgage Capital Holdings LLC, as Owner, and Saxon Mortgage Services, Inc., as Servicer (filed as part of the Registrant’s Current Report on Form 8-K filed on July 13, 2007 (Commission File No. 333-13068436) and is incorporated by reference herein).

99.1
Certificate Guaranty Insurance Policy (No. 498280) effective as of June 28, 2007, issued by MBIA Insurance Corporation and relating to the Morgan Stanley Mortgage Loan Trust 2007-9SL Mortgage Pass-Through Certificates, Series 2007-9SL, Class A Certificates (filed as part of the Registrant’s Current Report on Form 8-K filed on July 13, 2007 (Commission File No. 333-130684-36) and is incorporated by reference herein).

99.2
Consolidated Audited Financials of MBIA Inc. and subsidiaries (CIK No. 0000814585) (filed as part of the Annual Report on Form 10-K of MBIA Inc. (Commission File No. 001-09583) filed on February 29, 2008 and are incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certification.
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer.
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian.
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant to Saxon.
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, L.P., as servicing function participant to Saxon.
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer.
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian.
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant to Saxon.
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, L.P., as servicing function participant to Saxon.
35(a)	Servicer compliance statement, Saxon Mortgage Services, Inc., as Servicer.
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee.

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

March 28, 2008	/s/ Valerie Kay
By: Valerie Kay
Title: Vice President
Senior Officer in Charge of Securitization of the Depositor

EXHIBIT INDEX

Exhibit Number	Description
4.1
Trust Agreement dated as of June 1, 2007 between Morgan Stanley Capital I Inc., as depositor, and LaSalle Bank National Association, as trustee (filed as part of the Registrant’s Current Report on Form 8-K filed on July 13, 2007 (Commission File No. 333-130684-36) and is incorporated by reference herein).

10.1
Mortgage Loan Purchase Agreement dated as of June 1, 2007 between Morgan Stanley Capital I Inc., as Purchaser, and Morgan Stanley Mortgage Capital Holdings LLC, as Seller (filed as part of the Registrant’s Current Report on Form 8-K filed on July 13, 2007 (Commission File No. 333-130684-36) and is incorporated by reference herein).

10.2
Servicing Agreement dated as of June 1, 2007 between Morgan Stanley Mortgage Capital Holdings LLC, as Owner, and Saxon Mortgage Services, Inc., as Servicer (filed as part of the Registrant’s Current Report on Form 8-K filed on July 13, 2007 (Commission File No. 333-13068436) and is incorporated by reference herein).

99.1
Certificate Guaranty Insurance Policy (No. 498280) effective as of June 28, 2007, issued by MBIA Insurance Corporation and relating to the Morgan Stanley Mortgage Loan Trust 2007-9SL Mortgage Pass-Through Certificates, Series 2007-9SL, Class A Certificates (filed as part of the Registrant’s Current Report on Form 8-K filed on July 13, 2007 (Commission File No. 333-130684-36) and is incorporated by reference herein).

99.2
Consolidated Audited Financials of MBIA Inc. and subsidiaries (CIK No. 0000814585) (filed as part of the Annual Report on Form 10-K of MBIA Inc. (Commission File No. 001-09583) filed on February 29, 2008 and are incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certification.
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer.
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian.
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant to Saxon.
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, L.P., as servicing function participant to Saxon.
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer.
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian.
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant to Saxon.
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, L.P., as servicing function participant to Saxon.
35(a)	Servicer compliance statement, Saxon Mortgage Services, Inc., as Servicer.
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee.